Form 10-K405
period 2000-12-31
BERTHEL GROWTH TRUST II
filed 2001-03-28
CIK 1117427

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
      FOR THE PERIOD JUNE 15, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
          For the transition period from ___________to _____________ .

                        Commission File Number 000-30967

                             BERTHEL GROWTH TRUST II
             (Exact name of Registrant as specified in its charter)

            Delaware                                     42-6603601
 --------------------------------              ---------------------------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

                       701 Tama Street, Marion, Iowa      52302
                       ------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (319) 447-5700
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: NONE
                                                                    ----

           Securities registered pursuant to Section 12(g) of the Act:

                          Shares of Beneficial Interest
                          -----------------------------
                                 Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filings
requirements for the past 90 days. Yes X   No
                                       --     --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 1, 2001, 1,000 Shares of Beneficial Interest were issued and outstanding. Based on the book value of $1.447 per share as of December 31, 2000, the aggregate market value at March 1, 2000 was $1,447.

                             BERTHEL GROWTH TRUST II
                          2000 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                            PAGE
                                     PART I

Item 1.    Business...........................................................3
Item 2.    Properties.........................................................3
Item 3.    Legal Proceedings..................................................3
Item 4.    Submission of Matters to a Vote of Shareholders....................4


                                    PART II

Item 5.    Market for the Registrant's Common Equity
           and Related Shareholder Matters....................................4
Item 6.    Selected Financial Data............................................4
Item 7.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations...................5
Item 7A.   Quantitative and Qualitative Disclosure About Market Risk..........5
Item 8.    Financial Statements and Supplementary Data........................5
Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure.............................13


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.................13
Item 11.   Executive Compensation.............................................16
Item 12.   Security Ownership of Certain Beneficial Owners and Management.....17
Item 13.   Certain Relationships and Related Transactions.....................17


                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K....17


SIGNATURES      ..............................................................18

                                     PART I

ITEM 1. BUSINESS
Berthel Growth Trust II (the "Trust"), a Delaware business trust that has elected to be treated as a business development company under the Investment Company Act of 1940, was organized on June 15, 2000. The Trust's registration statement was declared effective, and the Trust began offering Shares of Beneficial Interest ("shares") effective December 20, 2000. The offering terminates ninety days following the effective date. The Trust extended the offering for another ninety days effective March 20, 2001. The Trust's principal office is located at 701 Tama Street, Marion, Iowa 52302. The Trust is a closed-end management investment company designed as a long-term investment and not as a trading vehicle.

Berthel Fisher & Company Planning, Inc. (the "Trust Advisor") is a corporation organized under the laws of the State of Iowa on March 20, 1989. The principal office of the Trust Advisor is located at 701 Tama Street, Marion, Iowa 52302. The Trust Advisor is a registered investment advisor organized as a wholly owned subsidiary of Berthel Fisher & Company ("Berthel Fisher"). Berthel Fisher, a financial services holding company, was formed in 1985 as an Iowa corporation to hold the stock of Berthel Fisher & Company Financial Services, Inc. ("Financial Services") a broker-dealer registered with the National Association of Securities Dealers, Inc. Financial Services served as the dealer manager during the Trust's offering of its shares.

The Trust will terminate upon the liquidation of all of its investments, but no later than December 31, 2011 or ten years from the final closing of the sale of shares, if later. However, the Independent Trustees have the right to extend the term of the Trust for up to two (2) additional one-year periods if they determine that such extensions are in the best interest of the Trust and in the best interest of the shareholders, after which the Trust will liquidate any remaining investments as soon as practicable but in any event within three years.

The investment objective of the Trust is to obtain long term capital appreciation from investments in small and medium sized companies. The Trust, through its Trust Advisor, directs its investment efforts to small and medium sized companies which, in the view of the Trust Advisor, provides opportunities for significant capital appreciation and prudent diversification of risk. The Trust seeks investments in a variety of companies and industries. The securities of the portfolio companies purchased by the Trust typically will be rated below investment grade, and more frequently, not rated at all. The securities of such portfolio companies will often have significant speculative characteristics. Many of the investments to be made are commonly referred to as venture capital investments. Current income is not one of the investment objectives.

ITEM 2. PROPERTIES
The Trust does not own or lease any real estate.

ITEM 3. LEGAL PROCEEDINGS
None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS
No matters were submitted to a vote of shareholders, through the solicitation of proxies or otherwise during the period covered by this report.


                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS
The Registrant's shares are not publicly traded. There is no established public trading market for the Shares of Beneficial Interest of the Trust and it is unlikely that any will develop. The Trust Advisor will resist the development of a public market for the shares.

                                                           Number of Shares of
                                  Number of Shareholders   Beneficial Interest
   Title of Class                    at March 1, 2001       at March 1, 2001
   ---------------------------------------------------------------------------
   Shares of Beneficial Interest             2                   1,000

The Trust will make quarterly distributions of all cash revenues that the Trust receives to the extent that the Trust has cash available for such distributions. The first such quarterly distribution shall be made within sixty days of the last day of the first calendar quarter ending after the final closing. Subsequent quarterly distributions shall be made within sixty days of the end of each quarter thereafter. The Trust will not borrow funds in order to make a distribution. The Trust will not make a distribution if a majority of the Independent Trustees determine that such distribution would not be in the best interest of the Trust and the shareholders. All quarterly distributions of cash revenue will be made 99% to the shareholders and 1% to the Trust Advisor.


ITEM 6.  SELECTED FINANCIAL DATA

                             Period June 15, 2000
                              (date of inception)
                               to Dec. 31, 2000
-----------------------------------------------
Total assets                   $     280,668
Net decrease in net assets           (8,553)
Net decrease in net assets
 per beneficial share                 (8.55)

The above selected data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As the Trust is only in its offering phase, a discussion of operating results, liquidity, and capital resources would not be meaningful.

The Trust is offering shares at $10 per share, with a minimum offering of $6,000,000 (600,000 shares). Until the minimum offering has been achieved, funds paid by subscribers are deposited in an interest-bearing bank escrow account with Firstar Bank, N.A. If the Trust is not successful in reaching the minimum offering, all subscribers' funds will be promptly returned in full, along with each subscriber's share of any interest earned on their investment, without any deduction for any expenses. Through March 2, 2001, a total of $701,500 has been raised. No assurance can be given that the Trust will be successful in raising the minimum offering amount.

If the Trust has not received subscriptions for at least 600,000 shares ($6,000,000) when the offering terminates, the Trust will promptly refund any subscription amounts received with interest, if any, actually earned thereon.

Offering costs incurred by the Trust Advisor for the period June 15, 2000 (date of inception) to December 31, 2000 totalled $270,721. These costs have been reported as an asset and will be deducted upon the receipt of proceeds from the subsequent sale of share by the Trust beyond the initial $10,000 capitalization. Organizational costs incurred by the Trust Advisor for the period June 15, 2000 (date of inception) to December 31, 2000 totalled $2,000 and have been treated as an expense by the Trust.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Not applicable


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following financial statements and related information for the period June 15, 2000 (date of inception) to December 31, 2000 are included in Item 8:

                                                            Page No.
         Independent Auditors' Report                           6
         Statement of Assets and Liabilities                    7
         Statement of Operations                                8
         Statement of Changes in Net Assets                     9
         Statement of Cash Flows                               10
         Notes to Financial Statements                         11

INDEPENDENT AUDITORS' REPORT


To the Independent Trustees and Shareholders of
Berthel Growth Trust II

We have audited the accompanying statement of assets and liabilities of Berthel Growth Trust II (the "Trust"), as of December 31, 2000, and the related statements of operations, changes in net assets, and cash flows for the period June 15, 2000 (date of inception) to December 31, 2000. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust at December 31, 2000 and the results of its operations and its cash flows for the period June 15, 2000 (date of inception) to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



/s/ DELOITTE & TOUCHE LLP



Cedar Rapids, Iowa
February 23, 2001

BERTHEL GROWTH TRUST II

STATEMENT OF ASSETS AND LIABILITIES
DECEMBER 31, 2000
------------------------------------------------------------------------------

ASSETS
  Cash                                                              $  9,947
  Deferred offering costs                                            270,721
                                                                    --------
           Total assets                                             $280,668
                                                                    ========

LIABILITIES
  Due to affiliate (Note 4)                                         $272,721
  Accrued liabilities                                                  6,500
                                                                    --------
           Total liabilities                                         279,221
                                                                    --------

NET ASSETS (equivalent to $1.45 per share)                          $  1,447
                                                                    ========

Net assets consist of :
  Shares of beneficial interest, 3,000,000 shares authorized -
     1,000 shares issued and outstanding                            $ 10,000
  Undistributed net investment loss                                   (8,553)
                                                                    --------
                                                                    $  1,447
                                                                    ========

See notes to financial statements

BERTHEL GROWTH TRUST II

STATEMENT OF OPERATIONS
FOR THE PERIOD JUNE 15, 2000 (DATE OF INCEPTION)
TO DECEMBER 31, 2000
------------------------------------------------------------------------------

EXPENSES:
  Organizational costs                                     $2,000
  Accounting                                                6,500
  Miscellaneous expenses                                       53
                                                           ------
           Total expenses                                   8,553
                                                           ------

NET DECREASE IN NET ASSETS                                 $8,553
                                                           ======

PER BENEFICIAL SHARE DATA:
 NET DECREASE IN NET ASSETS                                $ 8.55
                                                           ======



See notes to financial statements.

BERTHEL GROWTH TRUST II

STATEMENT OF CHANGES IN NET ASSETS
FOR THE PERIOD JUNE 15, 2000 (DATE OF INCEPTION)
TO DECEMBER 31, 2000
------------------------------------------------------------------------------

NET ASSETS AT JUNE 15, 2000                                      $  -

  Proceeds from sale of shares of beneficial interest
    (initial capitalization)                                      10,000

  Net decrease in net assets                                      (8,553)
                                                                 -------

NET ASSETS AT DECEMBER 31, 2000                                  $ 1,447
                                                                 =======

PER BENEFICIAL SHARE DATA:
 NET ASSETS AT JUNE 15, 2000                                     $  -

  Proceeds from sale of shares of beneficial interest
    (initial capitalization)                                       10.00

  Net decrease in net assets                                       (8.55)
                                                                 -------

NET ASSETS AT DECEMBER 31, 2000                                  $  1.45
                                                                 =======



See notes to financial statements.

BERTHEL GROWTH TRUST II

STATEMENT OF CASH FLOWS
FOR THE PERIOD JUNE 15, 2000 (DATE OF INCEPTION)
TO DECEMBER 31, 2000
------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net decrease in net assets                                   $  (8,553)
  Adjustments to reconcile net decrease in net assets
     to net cash flows from operating activities:
      Changes in deferred offering costs                        (270,721)
      Changes in accrued liabilities                               6,500
      Changes in due to affiliate                                272,721
                                                               ---------
           Net cash flows from operating activities                  (53)
                                                               ---------

CASH FLOWS FROM FINANCING ACTIVITIES - Proceeds from
     sale of shares of beneficial interest                        10,000
                                                               ---------

NET INCREASE IN CASH                                               9,947

CASH AT BEGINNING OF PERIOD                                         -
                                                               ---------

CASH AT END OF PERIOD                                          $   9,947
                                                               =========




See notes to financial statements.

BERTHEL GROWTH TRUST II

NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2000
-------------------------------------------------------------------------------


1.    SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION - Berthel Growth Trust II (the "Trust") was formed as a nondiversified, closed-end management investment company electing status as a business development company under the Investment Company Act of 1940, as amended. The Trust was formed on June 15, 2000 under the laws of the State of Delaware and has been inactive since that date except for matters relating to its organization and registration under the Securities Act of 1933.

      As a business development company, the Trust's investment objective is long term capital appreciation from investments in small and medium size companies. The securities to be purchased typically will be rated below investment grade, and more frequently, not rated at all. The securities of these companies will often have significant speculative characteristics. Many of the investments to be made are commonly referred to as venture capital investments. The investment objective does not seek current income.

      The Trust is offering a minimum of 600,000 and a maximum of 3,000,000 shares of beneficial interest ("Shares") at an offering price of $10.00 per share. Each share carries a sales load of approximately $.20-$.70 representing the selling agent's commission, a syndication fee of $.10, and an underwriting fee of $.20; therefore, the Trust will receive a net cash of approximately $9.00-$9.50 per Share. The initial capitalization of $10,000 was contributed by two members of Berthel Fisher & Company Planning, Inc.'s management.

      The Trust will terminate upon the liquidation of all of its investments, but no later than December 31, 2011 or ten years from the final closing of the sale of the Shares, if later. However, the Independent Trustees have the right to extend the term of the Trust for up to two additional one-year periods if they determine that such extensions are in the best interest of the Trust and in the best interest of the shareholders, after which the Trust will liquidate any remaining investments as soon as practicable but in any event within three years.

      Berthel Fisher & Company Planning, Inc. (the "Trust Advisor") is the Company's investment advisor and manager. TJB Capital Management, Inc. is the Corporate Trustee, but will not participate in the management of the Trust. Shares will be offered by Berthel Fisher & Company Financial Services, Inc. (the "Dealer Manager"). Each of these three entities is a wholly or majority owned subsidiary of Berthel Fisher & Company.

      USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

      DIRECT OFFERING COSTS - Offering costs such as selling commissions, underwriting fees and syndication fees will be incurred by the Trust and deducted from the proceeds of beneficial interest as a direct reduction of net assets.

      ORGANIZATIONAL AND OFFERING COSTS - The Trust Advisor incurs the organizational and offering costs of the Trust, primarily including, but not limited to, legal and accounting fees, printing and mailing expenses and travel expenses incurred while engaged in sales activity of Trust Shares. The Trust will reimburse the Trust Advisor for these costs, subject to a limit of 3.5% of the aggregate purchase price of all Shares sold and minimum offering proceeds totaling $6,000,000. Any organizational and offering expenses incurred by the Trust Advisor in excess of this amount will be paid by the Trust Advisor and not reimbursed by the Trust.

      Offering costs incurred by the Trust Advisor for the period June 15, 2000 (date of inception) to December 31, 2000 totaled $270,721. These costs have been reported as an asset and will be deducted upon the receipt of proceeds from the subsequent sale of shares by the Trust beyond the initial $10,000 capitalization. Organizational costs incurred by the Trust Advisor for the period June 15, 2000 (date of inception) to December 31, 2000 totaled $2,000 and have been treated as an expense by the Trust.

      NET DECREASE IN NET ASSETS PER BENEFICIAL SHARE - Net decrease in net assets per beneficial share is based on the weighted average of shares outstanding.

2.    RELATED PARTY AGREEMENTS

      MANAGEMENT AGREEMENT - The Trust has entered into a management agreement with the Trust Advisor whereby the Trust will pay the Trust Advisor an annual management fee equal to 2.5% of the value of the assets of the Trust as of the first day of that quarter. The management fee is to be paid monthly in arrears.

      DEALER MANAGER AGREEMENT - The Trust has entered into a dealer manager agreement with the Dealer Manager. As described in Note 1, the Trust will pay the Dealer Manager a selling commission fee that will vary between 2% and 7% of the purchase price of all Shares sold, an underwriting fee of 2% of the purchase price of all Shares sold and a syndication fee of 1% of the aggregate purchase price of all Shares sold. These fees will be assessed on all Shares sold beyond the initial capitalization of $10,000.

3.    INCOME TAXES

      The Trust has received an opinion from counsel that it will be treated as a partnership for federal income tax purposes. As such, under present income tax laws, no income taxes will be reflected in these financial statements as taxable income or loss of the Trust is included in the income tax returns of the investors.

4.    DUE TO AFFILIATE

      Due to affiliate represents offering and organization costs incurred by the Trust Advisor, which are reimbursable to the Trust Advisor, subject to a limit of 3.5% of the aggregate purchase price of all Shares sold and minimum offering proceeds totaling $6,000,000.

                                    * * * * *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
A management board consisting of the Independent Trustees and the Trust Advisor is responsible for the management of the Trust and its business.

Trustees of the Registrant:

     Corporate Trustee - TJB Capital Management, Inc. was organized as a Delaware corporation on January 25, 1995. The principal office of the Corporate Trustee is located at 1105 N. Market Street, Suite 1300, Wilmington, Delaware, 19801. The Corporate Trustee is an affiliate of the Trust Advisor.

     Thomas R. Gibson, age 56, is an independent trustee of the Trust. Mr. Gibson served as Chief Executive Officer of Farm Bureau Financial Services from 1996 until his retirement in 2000. Farm Bureau Financial Services is a group of companies offering life insurance and investment products to clients in 14 states through 1,600 agents, and property/casualty products in six states through 700 agents. He served in various capacities with Farm Bureau Financial Services since 1966, including Executive Vice President and General Manager from 1991 to 1996. Mr. Gibson serves as a director of Macksburg Milk, LLC (1998 - present), Fields Holding Company Ltd. (2000--present) and Parkwood Reinsurance Company Ltd. (2000 - present). Mr. Gibson has served as director of FBL Financial Group (1996 - 2000) and Access Air Holdings, Inc., (1997 to 2000). Mr. Gibson attended Iowa State University (1962 - 1964) and graduated from Drake University in 1966 with a B.S. in Business Administration. Mr. Gibson is a Chartered Life Underwriter, Registered Principal (NASD), Fellow of Life Management Institute, Member of the American Academy of Actuaries and Fellow of the Society of Actuaries.

     Tom Davis, age 61, is an independent trustee of the Trust. Mr. Davis retired in 1999 from his position as the head basketball coach of the University of Iowa, a position he had held since 1986. Mr. Davis' overall record as a head coach was 543-290 (.652). He also held head coaching positions at Lafayette (1971 - 1977), Boston College (1977 - 1982) and Stanford (1982 - 1986). Mr. Davis graduated from University of Wisconsin - Platteville with a B.A. degree. He received his Master of Science from the University of Wisconsin - Madison and his Ph.D. from the University of Maryland. He also has served as a consultant and clinician with Nike, Inc. (1977 - 1982, 1986 - 1999).

     Donald J. Doudna, age 51, is an independent trustee of the Trust. For approximately the past year, Mr. Doudna has served as Executive Vice President, Business Development, of Securities Corporation of Iowa, a member of the NASD. From 1994 to 2000, Mr. Doudna was employed with Toyota Motor Credit Company, where he last held the position of

     General Manager of the largest customer services center in the U.S. for Toyota and Lexus. From 1987 to 1994, Mr. Doudna served as the Director of Insurance Development for the State of Iowa in Des Moines, Iowa. From 1986 to 1994, he served as the Executive Vice President of Bryton Management Corporation, a financial services firm in Des Moines, Iowa. From 1985 to 1986, Mr. Doudna served as Vice President of Equitable Insurance Companies in Des Moines, Iowa. Prior to that, from 1982 to 1985, he served in various other capacities with Equitable Insurance Companies. From 1977 to 1982, Mr. Doudna was an Associate Professor of Insurance at Drake University in Des Moines, Iowa. He was granted tenure in 1980. From 1974 to 1977, Mr. Doudna was an Associate Professor of Insurance at Central Michigan University in Mt. Pleasant, Michigan, where he was granted tenure in 1977. Mr. Doudna is a Chartered Financial Consultant, Chartered Life Underwriter and Chartered Property and Casualty Underwriter. Mr. Doudna has written and published in the areas of employee benefits, insurance and financial planning. He holds a PhD in Business and Applied Economics (1976) and a Master's degree in Health Care Administration (1973) both from the Wharton School at the University of Pennsylvania. Mr. Doudna received his bachelor's degree from Drake University in Des Moines, Iowa (1971).

Executive Officers and Directors of the Trust Advisor:

     Thomas J. Berthel, age 49, serves as Chief Executive Officer and Chairman of the Board of the Trust Advisor and as the Chief Executive Officer of Berthel Fisher and Financial Services. He has held these positions since 1985. Until June, 1993, Mr. Berthel served as President of Financial Services. From 1993 until the present he has served as Chief Executive Officer and as a Director of Financial Services. Mr. Berthel has served or is currently serving as President and a Director of various other subsidiaries of Berthel Fisher that act or have acted as general partners of separate private leasing programs and two publicly sold leasing programs. He also serves as the Chairman of the Board of Amana Colonies Golf Course, Inc. Mr. Berthel holds a Financial and Operation Principal license issued by the National Association of Securities Dealers, Inc. He is also a Certified Life Underwriter. Mr. Berthel holds a bachelor's degree from St. Ambrose College in Davenport, Iowa (1974). He also holds a Master's degree in Business Administration from the University of Iowa in Iowa City, Iowa (1993). By virtue of his ownership of Berthel Fisher, the parent of the Trust Advisor, Mr. Berthel is a controlling person of the Trust Advisor.

     Henry Royer, age 68, is the President of the Trust Advisor. Mr. Royer graduated in 1953 from Colorado College with a B.A. in Money and Banking. Mr. Royer served as Chairman and President of The Merchants National Bank of Cedar Rapids (currently Firstar Bank Cedar Rapids, N.A.) from 1983 until August, 1994. From September, 1994 to 1997 Mr. Royer served as the President and Chief Executive Officer of River City Bank, Sacramento, California. Mr. Royer joined the Trust Advisor in 1999 after serving as an Independent Trustee of Berthel Growth and Income Trust I from 1996 to 1999.

     Ronald O. Brendengen, age 46, is the Chief Operating Officer, Treasurer and a Director of the Trust Advisor. He has served since 1985 as Controller and since 1987 as the Treasurer and a Director of Berthel Fisher. He was elected Secretary and Chief Financial Officer of

     Berthel Fisher in 1994. He also serves as Treasurer and a Director of each subsidiary of Berthel Fisher. Mr. Brendengen holds a certified public accounting certificate and worked in public accounting during 1984 and 1985. From 1979 to 1984, Mr. Brendengen worked in various capacities for Morris Plan and MorAmerica Financial Corp., Cedar Rapids, Iowa. Mr. Brendengen attended the University of Iowa before receiving a bachelor's degree in Accounting and Business Administration with a minor in Economics from Mt. Mercy College, Cedar Rapids, Iowa, in 1978.

     Leslie D. Smith, age 53, is a Director and the Secretary of the Trust Advisor. In 1994 Mr. Smith was named General Counsel of Berthel Fisher. Mr. Smith was awarded his B.A. in Economics in 1976 from Iowa Wesleyan College, Mount Pleasant, Iowa, and his J.D. in 1980 from the University of Dayton School of Law, Dayton, Ohio. Mr. Smith was employed as an Associate Attorney and as a Senior Attorney for Life Investors Inc., Cedar Rapids, Iowa, from 1981 through 1985. From 1985 to 1990 Mr. Smith was General Counsel for Leaseamerica Corporation, Cedar Rapids, Iowa. From 1990 to 1992, Mr. Smith was Operations Counsel for General Electric Capital Corporation, and was responsible for managing the legal department of a GECC division located in Cedar Rapids, Iowa. From 1993 to 1994, Mr. Smith was employed as Associate General Counsel for Gateway 2000, Inc., in North Sioux City, South Dakota.

ITEM 11. EXECUTIVE COMPENSATION
Set forth is the information relating to all direct remuneration paid or accrued by the Registrant.


(A)                              (B)            (C)             (C1)             (C2)                   (D

                                                                         Securities of property     Aggregate of
                                            Cash and cash                  insurance benefits        contingent
Name of individual and           Year      equivalent forms                 or reimbursement          or forms
capacities in which served       Ended     of remuneration      Fees        personal benefits      of remuneration
------------------------------------------------------------------------------------------------------------------
TJB Capital Management, Inc.      2000           $0              $0                 $0                   $0
Corporate Trustee


Thomas R. Gibson                  2000           $0              $0                 $0                   $0
Independent Trustee


Tom Davis                         2000           $0              $0                 $0                   $0
Independent Trustee


Donald J. Doudna                  2000           $0              $0                 $0                   $0
Independent Trustee


The Trust paid the Trust Advisor $0 for management fees for the year 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
As of December 31, 2000, the Trust has issued five hundred shares each to Thomas
J. Berthel and Henry Royer for an aggregate of $10,000 cash. These individuals have represented that these shares were purchased for investment purposes only and have undertaken that the shares will be sold only pursuant to a registration statement under the 1933 Act or an applicable exemption from the registration requirements thereof. As a result of their ownership of these shares, Thomas J. Berthel and Henry Royer may be deemed to control the Trust as of December 31, 2000. When the funds of investors are released from the escrow account, however, their control will terminate.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Related party transactions are described in notes 2 and 4 of the notes to the financial statements.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


            (a)   1. Financial Statements                                 Page No.
                                                                          --------
                     Statement of Assets and Liabilities
                     as of December 31, 2000                                     7

                     Statement of Operations for the period June 15, 2000
                     (date of inception) to December 31, 2000                    8

                     Statement of Changes in Net Assets for the
                     period June 15, 2000 (date of inception) to
                     December 31, 2000                                           9

                     Statement of Cash Flows for the period June 15, 2000
                     (date of inception) to December 31, 2000                   10

                     Notes to Financial Statements                              11

                  2. Financial Statement Schedules - None

            (b)   Reports on Form 8-K

                     None

            (c)   Exhibits

                     None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             BERTHEL GROWTH TRUST II


                             By:  /s/ Thomas J. Berthel
Date: March 23, 2001         THOMAS J. BERTHEL, Chief Executive Officer (principal
                             executive officer) of Berthel Fisher & Company Planning, Inc.,
                             Trust Advisor

                             By:  /s/ Ronald O. Brendengen
                             ----------------------------------------------------------------
Date: March 23, 2001         RONALD O. BRENDENGEN, Chief Operating Officer, Chief
                             Financial Officer and Treasurer (principal financial officer) of
                             Berthel Fisher & Company Planning, Inc., Trust Advisor

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                             /s/ Thomas J. Berthel
                             ----------------------------------------------------------------
Date: March 23, 2001         THOMAS J. BERTHEL, Chairman and Director of Berthel Fisher
                             & Company, Berthel Fisher & Company Planning, Inc., Trust
                             Advisor

                             /s/ Ronald O. Brendengen
                             ----------------------------------------------------------------
Date: March 23, 2001         RONALD O. BRENDENGEN, Director of Berthel Fisher &
                             Company Planning, Inc., Trust Advisor

                             /s/ Henry Royer
                             ----------------------------------------------------------------
Date: March 23, 2001         HENRY ROYER, President of Berthel Fisher & Company
                             Planning, Inc., Trust Advisor

                             /s/ Leslie D. Smith
                             ----------------------------------------------------------------
Date: March 23, 2001         LESLIE D. SMITH, Director of Berthel Fisher & Company
                             Planning, Inc., Trust Advisor

                             /s/ Thomas R. Gibson
                             ----------------------------------------------------------------
Date: March 23, 2001         THOMAS R. GIBSON, Independent Trustee of Berthel Growth
                             Trust II

                             /s/ Tom Davis
                             ----------------------------------------------------------------
Date: March 23, 2001         TOM DAVIS, Independent Trustee of Berthel Growth
                             Trust II

                             /s/ Donald J. Doudna
                             ----------------------------------------------------------------
Date: March 23, 2001         DONALD J. DOUDNA, Independent Trustee of Berthel Growth
                             Trust II

                             /s/ Thomas J. Berthel
                             ----------------------------------------------------------------
Date: March 23, 2001         THOMAS J. BERTHEL, Chairman of the Board and Chief
                             Executive Officer of TJB Capital Management, Inc., Trustee of
                             Berthel Growth Trust II

                             /s/ Daniel P. Wegmann
                             ----------------------------------------------------------------
Date: March 23, 2001         DANIEL P. WEGMANN, Controller of Berthel Fisher &
                             Company Planning, Inc., Trust Advisor