Form 10-Q
period 2001-03-31
BERTHEL GROWTH TRUST II
filed 2001-05-09
CIK 1117427

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended March 31, 2001
                                      ---------------
                                       or
[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the Transition Period From           to
                                                        -----------  -----------


                        Commission File Number 000-30967
                                               ---------


                            BERTHEL GROWTH TRUST II
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                           42-6603601
         ----------                                          -------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                       701 Tama Street, Marion, Iowa 52302
                       -----------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (319) 447-5700
                                 --------------
               Registrant's telephone number, including area code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Shares of Beneficial Interest - 1,000 shares as of April 25, 2001

                             BERTHEL GROWTH TRUST II
                                      INDEX



PART I.  FINANCIAL INFORMATION                                              PAGE

Item 1.    Financial Statements (unaudited)

           Statements of Assets and Liabilities -
           March 31, 2001 and December 31, 2000                               3

           Statement of Operations -
           three months ended March 31, 2001                                  4

           Statement of Changes in Net Assets (Liabilities) -
           three months ended March 31, 2001                                  5

           Statement of Cash Flows -
           three months ended March 31, 2001                                  6

           Notes to Financial Statements                                      7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         8



PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                  8



SIGNATURES                                                                    9

                             BERTHEL GROWTH TRUST II
                STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

                                                        March 31, 2001    December 31, 2000
                                                        --------------    -----------------
ASSETS
Cash                                                      $    9,947         $     9,947
Deferred offering costs                                      283,049             270,721
                                                          ----------         -----------
TOTAL ASSETS                                                 292,996             280,668
                                                          ----------         -----------


LIABILITIES
Due to affiliate                                             285,049             272,721
Accrued liabilities                                           11,936               6,500
                                                          ----------         -----------
TOTAL LIABILITIES                                            296,985             279,221
                                                          ----------         -----------


NET ASSETS (LIABILITIES)
  (equivalent to $(3.99) per share
  at March 31, 2001 and $1.45 per share
  at December 31, 2000)                                   $  (3,989)         $     1,447
                                                          ==========         ===========

Net assets (liabilities) consist of:
Shares of beneficial interest (3,000,000 shares
  authorized; 1,000 shares issued and outstanding)        $   10,000         $    10,000
Undistributed net investment loss                           (13,989)             (8,553)
                                                          ----------         -----------
                                                          $  (3,989)         $     1,447
                                                          ==========         ===========

See notes to financial statements.

                             BERTHEL GROWTH TRUST II
                       STATEMENT OF OPERATIONS (UNAUDITED)

                                                        Three Months Ended
                                                          March 31, 2001
                                                          --------------
EXPENSES:
  Accounting                                              $       5,436
                                                          -------------
Total expenses                                                    5,436
                                                          -------------

Net decrease in net assets                                $       5,436
                                                          =============

Per beneficial share amounts:
Net decrease in net assets                                $        5.44
                                                          =============

Weighted average shares                                           1,000
                                                          =============

See notes to financial statements.

                             BERTHEL GROWTH TRUST II
          STATEMENT OF CHANGES IN NET ASSETS (LIABILITIES) (UNAUDITED)



                                                         Three Months Ended
                                                           March 31, 2001
                                                           --------------

Net assets at December 31, 2000                             $     1,447

Net decrease in net assets                                      (5,436)
                                                            -----------

Net assets (liabilities) at March 31, 2001                  $   (3,989)
                                                            ===========


See notes to financial statements.

                             BERTHEL GROWTH TRUST II
                       STATEMENT OF CASH FLOWS (UNAUDITED)

                                                              Three Months Ended
                                                                 March 31, 2001
OPERATING ACTIVITIES:
Net decrease in net assets                                        $    (5,436)
Adjustments to reconcile net decrease in net assets
     to net cash flows from operating activities:
Changes in operating assets and liabilities
     Deferred offering costs                                          (12,328)
     Due to affiliate                                                   12,328
     Accrued liabilities                                                 5,436
                                                                  ------------
Net cash flows from operating activities                                   -0-
                                                                  ------------

NET INCREASE IN CASH                                                       -0-

CASH AT BEGINNING OF PERIOD                                              9,947
                                                                  ------------

CASH AT END OF PERIOD                                             $      9,947
                                                                  ============

See notes to financial statements.

BERTHEL GROWTH TRUST II
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Trust's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The preparation of the Trust's financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As the Trust is only in its offering phase, a discussion of operating results, liquidity, and capital resources would not be meaningful.

The Trust is offering shares at $10 per share, with a minimum offering of $6,000,000 (600,000 shares). On March 20, 2001, the Trust filed for an automatic extension of 90 days for the offering of shares. Until the minimum offering has been achieved, funds paid by subscribers are deposited in an interest-bearing bank escrow account with Firstar Bank, N.A. If the Trust is not successful in reaching the minimum offering, all subscribers' funds will be promptly returned in full, along with each subscriber's share of any interest earned on their investment, without any deduction for any expenses. Through April 30, 2001, a total of $764,500 has been raised. No assurance can be given that the Trust will be successful in raising the minimum offering amount.

If the Trust has not received subscriptions for at least 600,000 shares ($6,000,000) when the offering terminates, the Trust will promptly refund any subscription amounts received with interest, if any, actually earned thereon.

Offering costs incurred by the Trust Advisor for the period June 15, 2000 (date of inception) to March 31, 2001 totalled $283,049. These costs have been reported as an asset and will be deducted upon the receipt of proceeds from the subsequent sale of share by the Trust beyond the initial $10,000 capitalization.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable


                            PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             BERTHEL GROWTH TRUST II
                                  (Registrant)



Date: May 7, 2001               /s/ Ronald O. Brendengen
      -----------               --------------------------------------------
                                Ronald O. Brendengen, Chief Financial Officer,
                                Treasurer


Date: May 7, 2001               /s/ Daniel P. Wegmann
      -----------               --------------------------------------------
                                Daniel P. Wegmann, Controller


Date: May 7, 2001               /s/ Henry Royer
      -----------               --------------------------------------------
                                Henry Royer, President