Form 10-Q
period 2001-06-30
BERTHEL GROWTH TRUST II
filed 2001-08-06
CIK 1117427

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended June 30, 2001
                                      -------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From _________ to _________

                        Commission File Number 000-30967
                                               ---------

                             BERTHEL GROWTH TRUST II
                           --------------------------
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                               42-6603601
          --------                                               ---------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                     701 Tama Street, Marion, Iowa     52302
                     ----------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Shares of Beneficial Interest - 1,000 shares as of July 13, 2001

                             BERTHEL GROWTH TRUST II
                                      INDEX

                                                                          PAGE
                                                                          ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

        Statements of Assets and Liabilities -
        June 30, 2001 and December 31, 2000                                 3

        Statement of Operations -
        three and six months ended June 30, 2001                            4

        Statements of Changes in Net Assets (Liabilities) - six months ended June 30, 2001 and period from June 15, 2000 (date of
        inception) to June 30, 2000                                         5

        Statements of Cash Flows -
        six months ended June 30, 2001 and period from
        June 15, 2000 (date of inception) to June 30, 2000                  6

        Notes to Financial Statements                                       7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                 8

Item 3. Quantitative and Qualitative Disclosures About Market Risk          8



PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                   8



SIGNATURES                                                                  9

                             BERTHEL GROWTH TRUST II
                STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

                                                           June 30, 2001    December 31, 2000
                                                           -------------    -----------------
ASSETS
Cash                                                         $   6,947         $   9,947
Deferred offering costs                                        380,157           270,721
Other assets                                                     6,478               -0-
                                                             ---------         ---------
TOTAL ASSETS                                                   393,582           280,668
                                                             ---------         ---------


LIABILITIES
Due to affiliate                                               382,157           272,721
Accrued liabilities                                             27,809             6,500
                                                             ---------         ---------
TOTAL LIABILITIES                                              409,966           279,221
                                                             ---------         ---------


NET ASSETS (LIABILITIES)
     (equivalent to $(16.38) per share
     at June 30, 2001 and $1.45 per share
     at December 31, 2000)                                   $ (16,384)        $   1,447
                                                             =========         =========

Net assets (liabilities) consist of:
Shares of beneficial interest (3,000,000 shares
     authorized; 1,000 shares issued and outstanding)        $  10,000         $  10,000
Undistributed net investment loss                              (26,384)           (8,553)
                                                             ---------         ---------
                                                             $ (16,384)        $   1,447
                                                             =========         =========

See notes to financial statements.

                             BERTHEL GROWTH TRUST II
                       STATEMENT OF OPERATIONS (UNAUDITED)

                                  Three Months Ended     Six Months Ended
                                    June 30, 2001          June 30, 2001
                                  ------------------     ----------------
EXPENSES:
     Accounting                        $ 7,236                $12,672
     Other expenses                      5,159                  5,159
                                       -------                -------
Total expenses                          12,395                 17,831
                                       -------                -------

Net decrease in net assets             $12,395                $17,831
                                       =======                =======

Per beneficial share amounts:
Net decrease in net assets             $ 12.40                $ 17.83
                                       =======                =======

Weighted average shares                  1,000                  1,000
                                       =======                =======

See notes to financial statements.

                             BERTHEL GROWTH TRUST II
          STATEMENTS OF CHANGES IN NET ASSETS (LIABILITIES) (UNAUDITED)


                                                                                   June 15, 2000
                                                        Six Months Ended         (date of inception)
                                                          June 30, 2001           to June 30, 2000
                                                        ----------------         -------------------
Net assets at beginning of period                       $         1,447          $               -0-

Proceeds from sale of shares of beneficial interest                 -0-                       10,000

Net decrease in net assets                                      (17,831)                         -0-
                                                        ---------------          -------------------

Net assets (liabilities) at end of period               $       (16,384)         $            10,000
                                                        ===============          ===================


See notes to financial statements.

                             BERTHEL GROWTH TRUST II
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        June 15, 2000
                                                            Six Months Ended         (date of inception)
                                                             June 30, 2001            to June 30, 2000
                                                            ----------------         -------------------
OPERATING ACTIVITIES:
Net decrease in net assets                                   $      (17,831)           $            -0-
Adjustments to reconcile net decrease in net assets
     to net cash flows from operating activities:
Changes in operating assets and liabilities
     Deferred offering costs                                       (109,436)                        -0-
     Other assets                                                    (6,478)                        -0-
     Due to affiliate                                               109,436                         -0-
     Accrued liabilities                                             21,309                         -0-
                                                             ---------------           ----------------
Net cash flows from operating activities                            (3,000)                         -0-
                                                             ---------------           ----------------

FINANCING ACTIVITIES:
Proceeds from sale of shares of beneficial interest                     -0-                      10,000
                                                             ---------------           ----------------

NET INCREASE (DECREASE) IN CASH                                     (3,000)                      10,000

CASH AT BEGINNING OF PERIOD                                           9,947                         -0-
                                                             ---------------           ----------------

CASH AT END OF PERIOD                                        $        6,947            $         10,000
                                                             ===============           ================

See notes to financial statements.

BERTHEL GROWTH TRUST II
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Trust's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

The Trust is offering shares at $10 per share, with a minimum offering of $6,000,000 (600,000 shares). On March 20, 2001, the Trust filed for an automatic extension of 90 days for the offering of shares. The Trust filed for its second of two automatic extensions of 90 days on June 13, 2001, extending the offering until September 16, 2001, at which time the offering will terminate unless action is taken to amend the terms of the offering. Until the minimum offering has been achieved, funds paid by subscribers are deposited in an interest-bearing bank escrow account with Firstar Bank, N.A. If the Trust is not successful in reaching the minimum offering, all subscribers' funds will be promptly returned in full, along with each subscriber's share of any interest earned on their investment, without any deduction for any expenses. Through July 13, 2001, a total of $764,500 has been raised. No assurance can be given that the Trust will be successful in raising the minimum offering amount.

If the Trust has not received subscriptions for at least 600,000 shares ($6,000,000) when the offering terminates, the Trust will promptly refund any subscription amounts received with interest, if any, actually earned thereon.

Offering costs incurred by the Trust Advisor for the period June 15, 2000 (date of inception) to June 30, 2001 totalled $380,157. These costs have been reported as an asset and will be deducted upon the receipt of proceeds from the subsequent sale of share by the Trust beyond the initial $10,000 capitalization.

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




                                           BERTHEL GROWTH TRUST II
                                           -----------------------
                                                (Registrant)



Date:    August 3, 2001                    /s/ Ronald O. Brendengen
         --------------                    -------------------------------------
                                           Ronald O. Brendengen, Chief Financial
                                           Officer, Treasurer


Date:    August 3, 2001                    /s/ Daniel P. Wegmann
         --------------                    -------------------------------------
                                           Daniel P. Wegmann, Controller


Date:    August 3, 2001                    /s/ Henry Royer
         --------------                    -------------------------------------
                                           Henry Royer, President